Form 10-K
period 2025-12-31
Benchmark 2024-V10 Mortgage Trust
filed 2026-03-31
CIK 2034418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

3 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) 3650 REIT Loan Servicing LLC, as special servicer under the Benchmark 2024-V9 PSA pursuant to which the Stonebriar Centre mortgage loan is serviced and (ii) Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2024-V9 PSA pursuant to which the Stonebriar Centre mortgage loan is serviced, are not included in this report on Form 10-K because each of 3650 REIT Loan Servicing LLC and Park Bridge Lender Services LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BX 2024-BIO2 TSA and the Benchmark 2024-V9 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the BX 2024-BIO2 TSA, because Wilmington Trust, National Association did not make, and was not required to make, any advance under the BX 2024-BIO2 TSA during the year ended December 31, 2025, and, pursuant to the terms of the BX 2024-BIO2 TSA, the trustee is required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria only if it has made (or is required to make) an advance during the applicable calendar year. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Savings Fund Society, FSB as trustee under the Benchmark 2024-V10 PSA, because there are no relevant servicing criteria applicable to Wilmington Savings Fund Society, FSB as trustee under the Benchmark 2024-V10 PSA.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List the following documents filed as a part of the report:

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

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President